Form 10-K
period 2013-12-31
Halex Energy Corp.
filed 2014-04-15
CIK 1565487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 333-185996

Halex Energy Corp.
(Exact name of registrant as specified in its charter)

Nevada	27-4720497
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9190 Double Diamond Parkway Reno, NV	89521
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (916) 293-6337

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) ☐ Yes ☒ No

There was no trading market for the voting and non-voting common equity held by non-affiliates on the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of the registrant’s common stock as of April 11, 2014 is 24,570,000.

DOCUMENTS INCORPORATED BY REFERENCE — NONE

TABLE OF CONTENTS
FORM 10-K

Part I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this Form 10-K contains “forward-looking statements.” These forward-looking statements are contained principally in the sections titled “Business,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. The forward-looking statements herein represent our expectations, beliefs, plans, intentions or strategies concerning future events, including, but not limited to: our future financial performance; the continuation of historical trends; the sufficiency of our cash balances for future needs; our future operations; the relative cost of our operation methods as compared to our competitors; new production projects, entry and expansion into new markets; achieving status as an industry leader; our competitive advantages over our competitors; brand image; our ability to meet market demands; the sufficiency of our resources in funding our operations; our intention to engage in mergers and acquisitions; and our liquidity and capital needs. Our forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Moreover, our forward-looking statements are subject to various known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. These risks, uncertainties and other factors include but are not limited to: the risks of limited management, labor and financial resources; the risks generally associated with develop stage companies; our ability to establish and maintain adequate internal controls; our ability to develop and maintain a market in our securities; and our ability obtain financing, if and when needed, on terms that are acceptable. Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

As used in this Form 10-K “we”, “our”, “us”, “the Company” and “Brick Top” refer to Brick Top Productions, Inc. and its subsidiary unless the context requires otherwise.

Item 1. BUSINESS.

Company Overview

Halex Energy Corp. ("Halex") is a development stage company incorporated on January 20, 2011 under the laws of the State of Nevada. Our fiscal year end is December 31. Our principal office is located at 9190 Double Diamond Parkway, Reno, NV 89521. Our telephone number is 916.293.6337 and our e-mail is info@halexenergy.com.

Since becoming incorporated, Halex has not made any significant purchases or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations. Halex has never declared bankruptcy, never been in receivership, and never been involved in any legal actions or proceedings.

Halex is a development stage enterprise owning exclusive licenses from K’Air Energy (“K’Air”) for distribution, installation and operation of a renewable energy system in the state of California. K’Air is currently developing a prototype of this renewable energy system known as a Hybrid Renewable Energy System ("HRES"). We do not own any interest in any property. We have no rights, title, interest or other intellectual property rights in the HRES system. Currently, we have no further business planned if K’Air is unable to develop the proposed HRES and commercialize its use.

As of December 31, 2013, the date of company's last financial statements, Halex has raised $2,457 through the sale of common stock. This sale was a purchase of 24,570,000 shares by the Company’s officer and director Jeff Lamberson and by the other founding shareholders. Halex also has raised $183,363 through the issuance of promissory notes to some of the founding shareholders.

As of December 31, 2013, we had $1,205 of cash on hand and had expenses from inception to December 31, 2013 of $316,820, which was related to corporate start-up fees and cost of public filings. As of the date of this annual report, we have not yet generated or realized any revenues from our business operations. The Company believes that we will need a minimum $20,000 to maintain the corporate entity, accounting and filings over the next 12 months and a minimum of $300,000 to carry out our operations and marketing preparation for the next 12 months. For our audited financial information please see “Financial Statement” within this document below.

Management

As of the date of this prospectus, Halex has one Director, Jeffery Lamberson and two Officers, Jeffery Lamberson (President, Treasurer, CAO, CEO, and Secretary) and Alfred Foley, Vice President. Our Officers have assumed responsibility for all planning, development and operational duties, and will continue to do so throughout the beginning stages of the business plan. Other than the Officers/Director, there are no employees.

Competition

Competitive Business Conditions

ENERGY PRODUCTION, GENERALLY

In the broad field of energy production, we will be competing against larger, more established power generating companies that rely primarily on nonrenewable energy sources. Our plan is to compete in the renewable energy sector, which means we will not be competing directly against nonrenewable power generating companies.

NONRENEWABLE ENERGY

In a 2009 study by the U.S. Energy Information Administration, 89 percent of the power generated in the U.S. came from nonrenewable energy sources. Nonrenewable sources include nuclear, natural gas, coal, hydroelectric and other conventional power generation sources. We intend to market HRES technology solely for use with renewable energy sources, however, the HRES system could be used to scavenge waste heat from conventional power generators to increase their efficiency. In that case, HRES technology would be complimentary but not competitive.

RENEWABLE ENERGY

We intend to compete in the renewable energy sector. Renewable energy is energy that comes from resources which are continually replenished such as sunlight, stored heat and geothermal heat. We believe the HRES technology can offer greater efficiency in these applications. Additionally, as with nonrenewable energy sources, HRES technology can scavenge waste heat from other renewable energy producers to increase their efficiency.

Company’s Competitive Position as Seller of Renewable Energy

Our company has yet to enter the Market and has no presence in the renewable energy market thus far. In order to enter into the Market, the HRES technology must complete development and prove efficient and marketable. As part of the licensing agreement with K’Air, the Company relies on fully functioning HRES technology for marketing, sales and licensing of the HRES technology.

We strongly believe that HRES technology has great potential for a profitable business now and for the near future. Halex intends to build its business on the current trend toward renewable energy and demand for cost-effective energy.

In addition to stand-alone power generation, HRES technology can also be used to scavenge waste heat from traditional energy generators as well as increasing the efficiency from competing renewable energy power generation.

We believe our company has an advantage in the renewable energy market. HRES technology is designed to be used with multiple renewable energy sources, and Halex holds exclusive licenses for distribution, installation and operation of HRES covering the entire State of California, giving Halex the advantage of an exclusive market to deploy HRES technology.

We believe the renewable energy market has reached a point of maturity that presents consistent growth tendencies, giving room for new, emerging technologies such as HRES. Further, as Halex is the only one licensed for the technology in California, allowing us to control a discrete segment of the market. This may enable us to specialize in multiple renewable energy markets and focus our attention and resources on leveraging the advantages HRES technology offers.

Company’s Competitive Position as Seller of HRES units

Our company has yet to enter the Market and has no as a Seller of HRES units thus far. In order to enter into the Market, the HRES technology must complete development and prove efficient and marketable. As part of the licensing agreement with K’Air, the Company relies on fully functioning HRES technology for marketing, sales and licensing of the HRES technology.

We believe our company has an advantage in the renewable energy market. HRES technology is designed to be used with multiple renewable energy sources, and Halex holds exclusive licenses for distribution, installation and operation of HRES covering the entire State of California, giving Halex the advantage of an exclusive market to deploy HRES technology.

We believe the renewable energy market has reached a point of maturity that presents consistent growth tendencies, giving room for new, emerging technologies such as HRES. Further, as Halex is the only one licensed for the technology in California, allowing us to control a discrete segment of the market. This may enable us to specialize in multiple renewable energy markets and focus our attention and resources on leveraging the advantages HRES technology offers.-

Methods of competition as Seller of Renewable Energy

Our company holds exclusive licenses for the distribution, installation and operation of HRES in the State of California,. We will be competing against other green energy technology within that state. We believe that because of the advantages explained above in “Company’s Competitive Position as Seller of Renewable Energy” that we will be able to control a discrete segment of this market, as well as potentially multiple energy markets.

We believe our Company may be able to consolidate exclusive partnerships which could result in distribution of HRES technology with reduced costs. There is no guarantee that we will be able to offer lower cost products, as per our plans.

Methods of competition as Seller of HRES units

We believe we will have no direct competition as Seller of HRES units in the State of California, because we hold exclusive licenses for the distribution, installation and operation of HRES in that state.

We believe our Company may be able to consolidate exclusive partnerships which could result in distribution of HRES technology with reduced costs. There is no guarantee that we will be able to offer lower cost products, as per our plans.

Employees

As of the date of this filing our two officers are our only employees. Additional employees will be hired in the future as our business expands.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal office is located at 9190 Double Diamond Parkway, Reno, NV 89521. Our telephone number is 916.293.3762. Our e-mail address is info@halexenergy.com. The Company does not own or lease any property. Currently, Mr. Lamberson, our President is providing our office space at no charge.

Item 3. Legal Proceedings.

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for the registrant’s common equity, related stockholder matters and Issuer purchases of equity securities.

No Public Market for Common Stock

There is presently no public market for the common stock. Halex can provide no assurance that the shares will ever have a market in the future. In the future if a market does not materialize for the common stock investors would not be able to sell the stock they purchased.

Holders of Our Common Stock

Currently, we have 38 holders of record of our common stock.

Equity Compensation Plan Information

The Company does not have any equity compensation plans.

Dividend Policy

We anticipate that we will retain any earnings to support operations and to finance the growth and development of our business. Therefore, we do not expect to pay cash dividends in the foreseeable future. Any further determination to pay cash dividends will be at the discretion of our board of directors and will be dependent on the financial condition, operating results, capital requirements and other factors that our board deems relevant. We have never declared a dividend.

Issuance of Unregistered Securities

Between February 2, 2012 and June 30, 2012, the company issued 24,570,000 shares of founder’s stock. It was determined at the time for all founders to pay par value for the shares sometime before September 30, 2012 which was later extended to December 31, 2012. As of the time of this filing, all founders shares that have been allotted, have been paid for. No other shares have been sold by the company.

Item 6. Selected Financial Data.

Not required for smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

See “Footnotes” section to the financial statements for a complete summary of the significant accounting policies used in the presentation of our financial statements. The summary is presented to assist the reader in understanding the financial statements. The accounting policies used conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements. Because of our election to not opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, our financial statements may not be comparable to companies that comply with public company effective dates.

Concentrations, Risks, and Uncertainties

The Company did not have a concentration of business with suppliers or customers constituting greater than 10% of the Company’s gross sales during the reporting period.

Stock Based Compensation

For purposes of determining the variables used in the calculation of stock compensation expense under the provisions of FASB ASC Topic 505, “Equity” and FASB ASC Topic 718, “Compensation — Stock Compensation,” management would perform an analysis of current market data and historical company data to calculate an estimate of implied volatility, the expected term of the option and the expected forfeiture rate. With the exception of the expected forfeiture rate, which is not an input, management uses these estimates as variables in the Black-Scholes option pricing model. Depending upon the number of stock options granted, any fluctuations in these calculations could have a material effect on the results presented in the Company’s statement of operations and other comprehensive income. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on the Company’s financial statements.

Recently Issued Accounting Standards:

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

Results of Operations for the Period from Inception through December 31, 2013

We have not earned any revenues from our incorporation on January 20, 2011 to December 31, 2013. We do not anticipate earning revenues until we have completed Phase 3, where we have established a fixed site, and are in the process of scaling to a 3MW facility. We have not completed development of a commercially-viable HRES unit, and can provide no assurance that we will be successful in developing it in the future.

We incurred operating expenses in the amount of $316,820 for the period from our inception on January 20, 2011 to December 31, 2013. These operating expenses were comprised of start-up, administrative and legal costs.

As of December 31, 2013, the company has issued promissory notes for funds received from its founding shareholders of $183,363 with $130,763 coming due on or before December 31, 2014. The Company plans to use a portion of the proceeds from this offering to repay the notes but we cannot be certain if the offering will be successful. If we are not successful, the company may face a default on the notes and could put any assets of the company at risk.

We have significant licensing payments due in the near future and we will need to secure more funding if we are to pursue our business model. Our agreement with K’Air is exclusive until December 31, 2013 at which time; it converts into a non-exclusive distributor agreement unless a fee of $50,000 is paid for a 1 year extension of the exclusive agreement. On September 30, 2013, the Company and K’Air amended the agreement to extend to December 31, 2014 and the Company will pay an initial license fee of $50,000 by March 31, 2014. As of December 31, 2013, we had loaned K’Air a total of $59,716 which we may convert at our discretion to a payment for the initial distributor agreement. If we choose to, the Company may execute an extension of our exclusive License agreement until December 31, 2015 for a payment of $500,000 due on June 30, 2014. We believe the company would need to raise at least $2,000,000 from this offering to maintain our exclusive status in our license agreement.

We are dependent upon obtaining financing to begin the development of our proposed business. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern in the very near future.

Liquidity and Capital Resources

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. Halex was incorporated in the State of Nevada on January 20, 2011; we are development stage enterprise and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, and implementation of our business strategies. (See "Risk Factors" beginning on page 8).

We are seeking equity financing through this offering to provide for the capital required to fully realize our business plan. Equity financing could result in additional dilution to existing shareholders. There is no assurance that we will receive the required financing to completely realize our business plan.

Even if we are successful in raising proceeds from this offering we have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.

At the present time, Halex has sufficient funds to address the administrative costs of this offering only. This assumption is based on the fact that, as of December 31, 2013, we had cash on hand of $1,205 with $384,641 in liabilities. If we are unable to raise additional capital we would likely have to cease operations. Our current available cash is insufficient, under limited activities, to sustain operations beyond one month. We are dependent on our majority shareholder to fund our current obligations; however there is no guarantee of continued funding.

Management estimates that if the Company is successful in selling 10% or more of the common stock it will be able to conduct operations for up to 12 months and continue the development of the HRES prototype, however the likelihood of beginning revenue generating operations if less than 50% of the shares are sold would be very minimal. Management believes if 50% or more of the common stock is sold through this offering, we will be able to develop the commercial HRES system and begin to deploy distributed power generation stations and start revenue flow. Investors must be aware that this is a best efforts offering and we may not be successful in selling even 10% of the common stock.

Our liquidity may be negatively impacted by the significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission.

We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Jumpstart Our Business Startups Act of 2012.

The JOBS Act permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. Pursuant to Section 107(b) of the JOBS Act, we have elected to use the extended transition period for complying with new or revised accounting standards for an “emerging growth company.” This election will permit us to delay the adoption of new or revised accounting standards that will have different effective dates for public and private companies until such time as those standards apply to private companies. Upon the issuance of a new or revised accounting standard that applies to our financial statements and has a different effective date for public and private companies, we will disclose the date on which adoption is required for non-emerging growth companies and the date on which we will adopt said accounting standard. We may take advantage of the extended transition period until the first to occur of the date we (i) are no longer an “emerging growth company” or (ii) affirmatively and irrevocably opt out of the extended transition period. Consequently, our financial statements may not be comparable to companies that comply with public company effective dates.

For additional discussion regarding the JOBS Act and the exemptions available to “emerging growth companies” thereunder, please refer to the risk factor entitled “We are an “emerging growth company” and we cannot be certain if we will be able to maintain such status or if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.”

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by this Item 8 are included at the end of this Report beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2013.

Report of Management on Internal Controls over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2013, was not effective, primarily as a result of the fact that the Company has only two employees, only one of whom has a background in accounting, and lacks segregation of duties.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Set forth below is the name, age, and positions held by our two executive officers and directors:

Name	Age	Position(s) and Office(s) Held
Jeffrey Lamberson	43	President, Treasurer, Chief Financial Officer, Chief Executive Officer, Corporate Secretary
Alfred Foley	73	Vice President

Set forth below is a brief description of the background and business experience of our current executive officers and directors.

Jeffery M. Lamberson, -age 43, CEO, CFO, President Treasurer, and Member of the Board of Directors: From 2007 until July 2012, Mr. Lamberson was President and a director of MIPSolutions. Mr. Lamberson joined the company to help commercialize their proprietary technology, Molecular Imprinting of Polymers and the company was making significant headway in the technology when the economic crisis hit in the fall of 2008. At that point, three officers and 4 directors resigned. Mr. Lamberson and one other director continued to research the process utilizing external laboratories. After several tries, the laboratories were not able to duplicate the successes from the past. At that point he looked to spin off the technology and work to identify a merger candidate. After many considerations, AWG International was identified and the companies successfully completed the merger in July 2012. His responsibilities included day to day operations of the company, filing documents with the SEC, accounting and capital formation. Prior to this, Mr. Lamberson was the sole proprietor of JML Consulting, a financial consulting and capital formations consulting group. At JML Consulting, Mr. Lamberson assisted small, publicly traded companies in many different areas including capital raises, investor awareness, and management recruiting.

Alfred Foley, age 73, Vice President: From 2006 until present. Mr. Foley has been a Facilities Maintenance Mechanic with Sacramento Regional Transit. His duties included general maintenance and repair of all structures and equipment (excluding transit). From 1994 until present holds an active B, C6 General contractor's license with Technician Type Universal Certification. Over the past 20 years, Mr. Foley has been involved in home and commercial Construction and repair.

Directors

Mr. Lamberson is our only Director. Our Directors are appointed for a one-year term to hold office until the next annual meeting of our shareholders and until a successor is appointed and qualified, or until their removal, resignation, or death.

Board Committees

Our Board of Directors has not yet appointed an audit committee, a compensation committee, or a nominating and corporate governance committee due to the small size of the Company and our Board. We have no current plans to establish an independent audit committee, compensation committee or corporate governance committee.

Code of Ethics

The Board of Directors adopted a Code of Ethics for the Company on April 10, 2011.

Item 11. Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last two completed fiscal years for all services rendered to us.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jeffrey Lamberson,	2013	96,000	0	0	0	0	0	0	96,000
Director, President, CEO & CFO	2012	0	0	0	0	0	0	0	0

Outstanding Equity Awards At Fiscal Year-end Table

At the end of our last completed fiscal year, our named executive officers did not have any outstanding unexercised options, stock that has not vested, or equity incentive plan awards.

Compensation of Directors

Neither of our directors receives any compensation for his service as a director of the Company.

Background and Qualifications of Directors.

When considering whether directors and nominees have the experience, qualifications, attributes and skills, taken as a whole, to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of the Company’s business and structure, the Board of Directors focuses primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth above. We believe that our directors provide an appropriate mix of experience and skills relevant to the size and nature of our business. As more specifically described in the biographies set forth above, our directors possess relevant knowledge and experience in the finance, accounting and business fields generally, which we believe enhances the Board’s ability to oversee, evaluate and direct our overall corporate strategy.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides the names and addresses of each person known to Halex to own more than 5% of the outstanding common stock as of November 1, 2013 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common Stock	Jeffery M. Lamberson 3941 Park Dr #20-196 El Dorado Hills, CA 95762	4,500,000 Shares	18.31%

Common Stock	Benchmark Trading, LLC PO Box 770246 Memphis TN 38177 Control: Tamyra Shepard	2,400,000 Shares	9.77%

Common Stock	Insight Asset Management, Inc. 8673 Brackenbury CV Cordova, TN 38016 Control: Cindy Reaves	2,400,000 Shares	9.77%

Common Stock	LeeShore Solutions, LLC PO Box 770246 Memphis TN 38177 Control: Caroline Vincent	2,400,000 Shares	9.77%

Common Stock	NewHaven Capital, LLC PO Box 770246 Memphis TN 38177 Control: John Vincent	2,400,000 Shares	9.77%

Common Stock	Tidewater Management Services, Inc. 292 E Erwin Drive Memphis, TN 38117 Control: Carter Dickson	2,400,000 Shares	9.77%

Common Stock	Alfred Foley 3941 Park Dr #20-196 El Dorado Hills, CA 95762	500,000 Shares	2.04%

Total		17,000,000 Shares	69.2%

Officers and Directors As a Group	Jeff Lamberson and Alfred Foley	5,000,000 Shares	20.35%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Board has determined that Mr. Alexander is an independent director, and that Mr. Bafer is not an independent director. In making its determination the Board relied upon the independence rules of the NYSE Amex Equities Exchange.

Item 14. Principal Accountant Fees and Services.

The following table shows what Messineo & Company, LLC billed for the audit and other services for the years ended December 31, 2013 and 2012.

	Year Ended 12/31/13		Year Ended 12/31/12
Audit Fees		$9,500	$5,000
Audit-Related Fees		—	—
Tax Fees		—	—
All Other Fees		—	—

Total	$		$—

Audit Fees—This category includes the audit of the Company’s annual financial statements, review of financial statements included in the Company’s Form 10-Q Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those years.

Audit-Related Fees —N/A

Tax Fees—N/A

Overview —The Company’s Board reviews, and in its sole discretion pre-approves, our independent auditors’ annual engagement letter including proposed fees and all audit and non-audit services provided by the independent auditors. Accordingly, all services described under “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” were pre-approved by our Company’s Board. The Board may not engage the independent auditors to perform the non-audit services proscribed by law or regulation.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Financial Statements.

(b) Exhibits

Exhibit Number	Description
3.1(i)	Articles of Incorporation (1)
3.1(ii)	Amendment to Articles of Incorporation (1)
3.2	By-Laws (1)
10.1	Employment Agreement with Alexander Bafer (1)
10.2	Production Services Agreement (2)
10.3	Operating Agreement to York Productions, LLC (2)
10.4	Stock Purchase Agreement dated December 24, 2013 (3)
10.5	Executive Employment Agreement with Martin Fischer (3)
21.1	List of Subsidiaries (1)
31.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the Company’s S-1 Registration Statement filed with the SEC on August 5, 2011.
(2)	Previously filed as an exhibit to the Company’s Pre Effective Amendment to S-1 Registration Statement filed with the SEC on December 29, 2011.
(2)	Previously filed as an exhibit to the Company’s Form 8K filed with the SEC on December 27, 2013.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL
information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALEX ENERGY CORP., a Nevada Corporation

Dated: April 15, 2014	By:	/s/ Jeffrey Lamberson
Jeffrey Lamberson
President, Director, Principal Executive Officer, Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: April 15, 2014	By:	/s/ Jeffrey Lamberson
Jeffrey Lamberson
President, Director, Principal Executive Officer, Principal Accounting Officer

Halex Energy Corp.

(A Development Stage Company)

December 31, 2013 and 2012

Messineo & Co., CPAs LLC 2471 N McMullen Booth Rd, Suite. 302 Clearwater, FL 33759-1362 T: (518) 530-1122 F: (727) 674-0511

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders:
Halex Energy Corporation
Reno, NV

We have audited the balance sheets of Halex Energy Corporation, a development stage company, as of December 31, 2013 and 2012 the related statement of operation, changes in stockholders’ deficit, and cash flows for the years then ended and for the period January 20, 2011 (date of inception) through December 31, 2013. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements were free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of Halex Energy Corporation as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the years then ended and for the period January 20, 2011 (date of inception) through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses in the current and prior years, resulting in an accumulated deficit, has not generated revenue, has not emerged from the development stage, and may be unable to raise further funds through equity or other traditional financing. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Messineo & Co., CPAs, LLC
Clearwater, Florida
April 14, 2014

HALEX ENERGY CORP.
(A Development Stage Entity)
BALANCE SHEETS

	December 31,	December 31,
	2013	2012
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,205	$750
Interest receivable	9,357	2,895
Notes receivable	59,716	23,325
Total Current Assets	70,278	26,970

TOTAL ASSETS	$70,278	$26,970

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$15,356	$6,500
Accrued compensation	179,138	128,155
Accrued interest	6,784	2,104
Current portion of notes payable	130,763	27,500
Total Current Liabilities	332,041	164,259

Notes payable, net of current portion	52,600	58,900
	384,641	223,159

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' DEFICIT
Common stock, $0.0001 par value; 75,000,000 shares authorized; 24,570,000 and 24,570,000
shares issued and outstandstanding, respectively	2,457	2,457
Accumulated deficit during development stage	(316,820)	(198,646)
Total Stockholders' Deficit	(314,363)	(196,189)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$70,278	$26,970

* The accompanying notes are an integral part of these Financial Statements.

HALEX ENERGY CORP.
(A Development Stage Entity)
STATEMENTS OF OPERATIONS

	For the Year Ended December 31,	For the Year Ended December 31,	For the Period January 20, 2011 (Date of Inception) Through December 31,
	2013	2012	2013

REVENUE:
Sales	$-	$-	$-
	-	-	-

OPERATING EXPENSES
Selling, general and administrative expenses	117,894	116,609	316,431
TOTAL OPERATING EXPENSES	117,894	116,609	316,431

LOSS FROM OPERATIONS	(117,894)	(116,609)	(316,431)

OTHER EXPENSE (INCOME)
Interest expense	6,743	2,406	9,747
Interest income	(6,463)	(1,920)	(9,358)
TOTAL OTHER EXPENSE (INCOME)	280	486	389

NET INCOME (LOSS)	$(118,174)	$(117,095)	$(316,820)

NET INCOME (LOSS) PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING, BASIC AND DILUTED	24,570,000	24,570,000

* The accompanying notes are an integral part of these Financial Statements.

HALEX ENERGY CORP.
(A Development Stage Entity)
FOR THE YEARS ENDED DECEMBER 31, 2013
STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock		Stock Subscription	Capital in Excess of Par	Accumulated	Total Stockholders'
	Shares	Amount	Receivable	Value	Deficit	Deficit

Balance, January 20, 2011, Date of Inception	-	$-	$-	$-	$-	$-

Issuance of common stock for cash and receivable, $0.0001	24,570,000	2,457	(2,037)	-	-	420

Net loss	-	-	-	-	(81,551)	(81,551)

Balance, December 31, 2011	24,570,000	2,457	(2,037)	-	(81,551)	(81,131)

Cash received for stock subscription receivable	-	-	2,037	-	-	2,037

Net loss	-	-	-	-	(117,095)	(117,095)

Balance, December 31, 2012	24,570,000	$2,457	$-	$-	$(198,646)	$(196,189)

Net loss	-	-	-	-	(118,174)	(118,174)

Balance, December 31, 2013	24,570,000	$2,457	$-	$-	$(316,820)	$(314,363)

* The accompanying notes are an integral part of these Financial Statements.

HALEX ENERGY CORP.
(A Development Stage Entity)
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,	For the Year Ended December 31,	For the Period January 20, 2011 (Date of Inception) Through December 31,
	2013	2012	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(118,174)	$(117,095)	$(316,820)
Adjustments to reconcile net loss to net cash and cash equivalents
(Increase) in:
Increase in interest receivable	(6,462)	(1,921)	(9,357)
Increase in:
Accounts payable and accrued expenses	15,599	58,915	22,140
Accrued compensation and related benefits	50,983	7,874	179,138
Net cash used by operating activities	(58,054)	(52,227)	(124,899)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in notes receivable	(36,391)	(11,000)	(59,716)
Net cash used by investing activities	(36,391)	(11,000)	(59,716)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in stock subscription receivable	-	2,037	-
Proceeds from issuance of notes payable	94,900	61,900	183,363
Proceeds from sale of common stock	-	-	2,457
Net cash provided by financing activities	94,900	63,937	185,820

Net increase (decrease) in cash and cash equivalents	455	710	1,205

Cash and cash equivalents, beginning of period	750	40	-

Cash and cash equivalents, end of period	$1,205	$750	$1,205

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-

* The accompanying notes are an integral part of these Financial Statements.

Halex Energy Corp.
Notes to Financial Statements
For the Years Ended December 31, 2013 and 2012

1. Background Information

Halex Energy Corp. (the “Company”), a Nevada corporation, is a development stage company incorporated on January 20, 2011. Our fiscal year end is December 31 with our principal office located at 3941 Park Dr. #20-196, El Dorado Hills, California 95762.

Since becoming incorporated, the Company has not made any significant purchases or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations. The Company owns exclusive licenses in the state of California for operation of a new type of renewable energy. The Company is currently developing a prototype of this generator known as HRES - Hybrid Renewable Energy System.

2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the years ended December 31, 2013 and 2012, the Company incurred net losses of $118,174 and $117,095. As of December 31, 2013, the Company has an accumulated deficit of $316,820 and negative working capital of $261,763 and negative cash flow from operations of $58,054. The Company used $52,227 of cash from operations during the year ended December 31, 2012, which was funded by proceeds from debt and equity financings. There is no assurance that such financing will be available in the future, or if available, at terms acceptable to management. In view of these matters, there is substantial doubt that the Company will continue as a going concern. The Company has filed a registration statement on Form S-1 with the SEC to register 6 million shares of the Company’s common stock at a price of $0.50 per share, which was deemed effective in 2014.

The Company’s ability to continue as a going concern is highly dependent on our ability to obtain additional sources of cash flow sufficient to fund our working capital requirements. However, there can be no assurance that the Company will be successful in its efforts to secure such cash flow. Any failure by us to timely procure additional financing or investment adequate to fund our ongoing operations, including planned product development initiatives and commercialization efforts, will have material adverse consequences on our financial condition, results of operations and cash flows.

The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

3. Significant Accounting Policies

The significant accounting policies followed are:

Basis of Presentation
The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the SEC. The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States (See Note 2 regarding the assumption that the Company is a “going concern”).

Development Stage Entity - The Company is a development stage company as defined by section ASC 915, Development Stage Entities. The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents - For the purpose of the financial statements cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents were $1,205 and $750 at December 31, 2013 and 2012, respectively.

Cash Flows Reporting - The Company follows ASC 230, Statement of Cash Flows, for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by ASC 230, Statement of Cash Flows, to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period.

Common stock - The Company records common stock issuances when all of the legal requirements for the issuance of such common stock have been satisfied.

Financial instruments -
The Company’s balance sheet includes certain financial instruments, including cash, notes and interest receivable, accounts payable, accrued expenses and notes payable. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

▪	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
▪
Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

▪	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2013.

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Commitments and Contingencies - The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of December 31, 2013 and 2012.

Income taxes - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes resulting from temporary differences. Such temporary differences result from differences in the carrying value of assets and liabilities for tax and financial reporting purposes. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company identifies and evaluates uncertain tax positions, if any, and recognizes the impact of uncertain tax positions for which there is a less than more-likely-than-not probability of the position being upheld when reviewed by the relevant taxing authority. Such positions are deemed to be unrecognized tax benefits and a corresponding liability is established on the balance sheet. The Company has not recognized a liability for uncertain tax positions. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Loss per share - The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.

Related Parties - The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. See Note 6 for related party transactions for the periods ending December 31, 2013 and 2012.

Recent Accounting Pronouncements
Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

4. Notes Receivable

During the years ended December 31, 2013 and 2012 the Company loaned an unrelated party money to assist with their development projects. The note is due December 31, 2014, unsecured and bears interest of 12% annually. Interest is payable annually on the anniversary of the note date. The balance of notes receivable at December 31, 2013 and 2012 was $59,716 and $23,325, respectively. Related accrued interest receivable totaled $9,357 and $2,895 at December 31, 2013 and 2012, respectively.

5. Notes Payable

Notes payable consist of the following:

	2013	2012
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due February 1, 2014	$5,375	$5,375
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due May 16, 2014	2,150	2,150
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due May 19, 2014	2,150	2,150
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due June 1, 2014	1,075	1,075
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due June 7, 2014	1,075	1,075
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due June 20, 2014	1,075	1,075
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due July 25, 2014	6,450	6,000
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due October 6, 2014	1,075	1,000
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due October 28, 2014	1,613	1,500
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due November 16, 2014	3,225	3,000
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due November 21, 2014	1,075	1,000
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due February 1, 2015	1,075	1,000
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due March 30, 2015	4,300	4,000
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due June 11, 2015	10,750	10,000
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due January 26, 2014	2,000	2,000
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due January 31, 2014	16,000	16,000
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due February 8, 2014	2,000	2,000
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due March 1, 2014	1,000	1,000
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due March 4, 2014	5,000	5,000
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due April 16, 2014	3,000	3,000
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due April 23, 2014	12,500	12,500
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due April 11, 2014	2,500	2,500
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due June 4, 2014	2,000	2,000
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due July 9, 2014	3,000	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due July 29, 2014	1,000	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due August 5, 2014	3,000	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due August 6, 2014	3,000	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due August 12, 2014	35,000	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due October 5, 2014	6,400	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due October 12, 2014	1,400	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due November 9, 2014	5,000	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due November 16, 2014	2,000	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due December 7, 2014	2,000	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due December 11, 2014	2,000	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due March 30, 2015	5,375	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due January 9, 2015	4,000	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due March 6, 2015	5,600	-
	183,363	86,400
Less amounts currently due	(130,763)	(27,500)
Long-term portion	$52,600	$58,900

The long-term portion of notes payable will mature in 2015.

6. Related Party Transactions

Accrued compensation

The Company has accrued compensation due to the Chief Executive Officer for deferred salaries earned and unpaid as of December 31, 2013 and 2012 of $179,138 and $128,155 respectively.

The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

7. Income Taxes

There were no current or deferred income tax expense or benefit for the periods ended December 31, 2013 and 2012.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows:

	2013	2012
Tax benefit at U.S. statutory rate	$(38,400)	$(28,000)
State income tax benefit, net of federal benefit	(5,600)	(4,000)
Change in valuation allowance	44,000	32,000
	$—	$—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	2012	2011
Deferred tax assets (liabilities), current:
Accrued deferred compensation payable	43,600	23,500
Valuation allowance	(43,600)	(23,500)
	$—	$—
Deferred tax assets (liabilities), noncurrent:
Net operating loss carryforwards	66,200	28,000
Valuation allowance	(66,200)	(28,000)
	$—	$—

As of December 31, 2012, the Company had federal and state net operating loss carry-forwards totaling approximately $66,200, which begin expiring in 2031. The Company has established a valuation allowance to fully reserve all deferred tax assets at December 31, 2012 because it is more likely than not that the Company will not be able to utilize these assets. The change in the valuation allowance for the year ended December 31, 2012 was an increase of $10,200.

As of December 31, 2012, the Company has not performed an IRC Section 382 study to determine the amount, if any, of its net operating losses that may be limited as a result of the ownership change percentages during 2012. However, the Company will complete the study prior to the utilization of any of its recorded net operating losses.

8. Commitments and Contingencies

License Agreement

On November 30, 2012 the Company entered into a license agreement with K’Air Energy, Inc. as a distributor of Pressure Power Units, limited to territory defined. License agreement defines license payments due as follows:

Initial payment due January 31, 2013	$75,000
December 31, 2013	500,000
December 31, 2014	1,000,000
December 31, 2015	2,000,000
December 31, 2016	3,000,000
December 31, 2017	4,000,000
December 31, 2018 and thereafter	5,000,000

Royalty payments are due at a rate equal to the greater of: (a) one cent per kilowatt hour of electricity; or (b) 10% of the gross revenue received for the provision of electricity produced directly or indirectly from K’Air Pressure Power Systems.

9. Subsequent Events

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation no events have occurred requiring adjustment or disclosure.