Form 10-Q
period 2014-03-31
Halex Energy Corp.
filed 2014-05-20
CIK 1565487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares outstanding of the registrant’s common stock as of May 20, 2014 is 24,570,000.

DOCUMENTS INCORPORATED BY REFERENCE — NONE

TABLE OF CONTENTS
FORM 10-Q

PART I — FINANCIAL INFORMATION

Statements in this Form 10-Q Quarterly Report may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on our current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These assumptions are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed in this Form 10-Q Quarterly Report, under “Management’s Discussion and Analysis of Financial Condition or Plan of Operation” and in other documents which we file with the Securities and Exchange Commission.

In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors that affect our industry, market and customer acceptance, changes in technology, fluctuations in our quarterly results, our ability to continue and manage our growth, liquidity and other capital resource issues, competition, fulfillment of contractual obligations by other parties and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q Quarterly Report, except as required by law.

ITEM 1. Financial Statements

Halex Energy Corp.
(A Development Stage Company)
March 31, 2014 and 2013

HALEX ENERGY CORP.
(A Development Stage Entity)
BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,161	$1,205
Interest receivable	11,124	9,357
Notes receivable	59,716	59,716
Total Current Assets	75,001	70,278

TOTAL ASSETS	$75,001	$70,278

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$27,957	$15,356
Accrued compensation	188,328	179,138
Accrued interest	6,953	6,784
Current portion of notes payable	114,363	130,763
Total Current Liabilities	337,601	332,041

Notes payable, net of current portion	87,934	52,600
	425,535	384,641
COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' DEFICIT
Common stock, $0.0001 par value; 75,000,000 shares authorized; 24,570,000 and 24,570,000
shares issued and outstandstanding, respectively	2,457	2,457
Common stock payable	17,000	-
Accumulated deficit during development stage	(369,991)	(316,820)
Total Stockholders' Deficit	(350,534)	(314,363)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$75,001	$70,278

* The accompanying notes are an integral part of these Financial Statements.

HALEX ENERGY CORP.
(A Development Stage Entity)
STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31,		For the Period January 20, 2011 (Date of Inception) Through March 31,
	2014	2013	2014

REVENUE:
Sales	$-	$-	$-
	-	-	-
OPERATING EXPENSES
Selling, general and administrative expenses	52,819	26,530	369,250
TOTAL OPERATING EXPENSES	52,819	26,530	369,250

LOSS FROM OPERATIONS	(52,819)	(26,530)	(369,250)

OTHER EXPENSE (INCOME)
Interest expense	2,119	1,368	11,866
Interest income	(1,767)	(1,081)	(11,125)
TOTAL OTHER EXPENSE (INCOME)	352	287	741

NET INCOME (LOSS)	$(53,171)	(26,817)	$(369,991)

NET INCOME (LOSS) PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	24,570,000	24,570,000

* The accompanying notes are an integral part of these Financial Statements.

HALEX ENERGY CORP.
(A Development Stage Entity)
FOR THE YEAR ENDED DECEMBER 31, 2013 AND THE THREE MONTHS ENDED MARCH 31, 2014
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

			Stock	Capital in	Common		Total
	Common Stock		Subscription	Excess of	Stock	Accumulated	Stockholders'
	Shares	Amount	Receivable	Par Value	Payable	Deficit	Deficit

Balance, January 20, 2011, Date of Inception	-	$-	$-	$-	$-	$-	$-

Issuance of common stock for cash and receivable, $0.0001	24,570,000	2,457	(2,037)	-	-	-	420

Net loss	-	-	-	-	-	(81,551)	(81,551)

Balance, December 31, 2011	24,570,000	2,457	(2,037)	-	-	(81,551)	(81,131)

Cash received for stock subscription receivable	-	-	2,037	-	-	-	2,037

Net loss	-	-	-	-	-	(117,095)	(117,095)

Balance, December 31, 2012	24,570,000	$2,457	$-	$-	$-	$(198,646)	$(196,189)

Net loss	-	-	-	-	-	(118,174)	(118,174)

Balance, December 31, 2013	24,570,000	$2,457	$-	$-	$-	$(316,820)	$(314,363)

Cash received for issuance of common stock (unaudited)	-	-	-	-	17,000	-	17,000

Net loss (unaudited)	-	-	-	-	-	(53,171)	(53,171)

Balance, March 31, 2014	24,570,000	$2,457	$-	$-	$17,000	$(369,991)	$(350,534)

* The accompanying notes are an integral part of these Financial Statements.

HALEX ENERGY CORP.
(A Development Stage Entity)
STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,		For the Period January 20, 2011 (Date of Inception) Through March 31,
	2014	2013	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(53,171)	$(26,817)	$(369,991)
Adjustments to reconcile net loss to net cash and cash equivalents
(Increase) in:
Increase in interest receivable	(1,767)	(1,080)	(11,124)
Increase in:
Accounts payable and accrued expenses	12,770	418	34,910
Accrued compensation and related benefits	9,190	10,886	188,328
Net cash used by operating activities	(32,978)	(16,593)	(157,877)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in notes receivable	-	(30,191)	(59,716)
Net cash used by investing activities	-	(30,191)	(59,716)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in stock subscription receivable	-	668	-
Proceeds from issuance of notes payable	18,934	45,450	202,297
Proceeds from sale of common stock	-	-	2,457
Increase in common stock payable	17,000	-	17,000
Net cash provided by financing activities	35,934	46,118	221,754

Net increase (decrease) in cash and cash equivalents	2,956	(666)	4,161

Cash and cash equivalents, beginning of period	1,205	750	-

Cash and cash equivalents, end of period	$4,161	$84	$4,161

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-

* The accompanying notes are an integral part of these Financial Statements.

Halex Energy Corp.
Notes to Financial Statements
For the Three Months Ended March 31, 2014 and 2013

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

2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended March 31, 2014 and the year ended December 31, 2013, the Company incurred net losses of $53,171 and $118,174, respectively. As of March 31, 2014, the Company has an accumulated deficit of $369,991 and negative working capital of $262,600. The Company used $32,978 of cash from operations during the three months ended March 31, 2014, which was funded by proceeds from debt financings and proceeds from the sale of common stock. There is no assurance that such financing will be available in the future, or if available, at terms acceptable to management. In view of these matters, there is substantial doubt that the Company will continue as a going concern. The Company has an effective registration statement on Form S-1 with the SEC to register 6 million shares of the Company’s common stock at a price of $0.50 per share.

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

3. Significant Accounting Policies

The significant accounting policies followed are:

Unaudited Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

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

Cash and cash equivalents - For the purpose of the financial statements cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents were $4,161 and $1,205 at March 31, 2014 and December 31, 2013, respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2014.

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Commitments and Contingencies - The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of March 31, 2014 and December 31, 2013.

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

Related Parties - The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. See Note 6 for related party transactions for the periods ending March 31, 2014 and December 31, 2013.

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

4. Notes Receivable

During the three months ended March 31, 2014 and the year ended December 31, 2013, the Company loaned an unrelated party money to assist with their development projects. The note is due December 31, 2014, unsecured and bears interest of 12% annually. Interest is payable annually on the anniversary of the note date. The balance of notes receivable at March 31, 2014 and December 31, 2013 was $59,716 and $59,716, respectively. Related accrued interest receivable totaled $11,124 and $9,357 at March 31, 2014 and December 31, 2013, respectively.

5. Notes Payable

Notes payable consist of the following:

	2014	2013
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due February 1, 2014	$-	$5,375
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due May 16, 2014	2,150	2,150
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due May 19, 2014	2,150	2,150
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due June 1, 2014	1,075	1,075
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due June 7, 2014	1,075	1,075
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due June 20, 2014	1,075	1,075
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due July 25, 2014	6,450	6,450
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due October 6, 2014	1,075	1,075
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due October 28, 2014	1,613	1,613
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due November 16, 2014	3,225	3,225
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due November 21, 2014	1,075	1,075
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due February 1, 2015	1,075	1,075
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due March 30, 2015	4,300	4,300
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due June 11, 2015	10,750	10,750
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due January 26, 2014	-	2,000
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due January 31, 2014	-	16,000
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due February 8, 2014	-	2,000
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due March 1, 2014	-	1,000
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due March 4, 2014	-	5,000
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due April 16, 2014	3,000	3,000
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due April 23, 2014	12,500	12,500
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due April 11, 2014	2,500	2,500
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due June 4, 2014	2,000	2,000

Note payable; interest at 5% per annum; collateralized by the Company’s assets; due July 9, 2014	3,000	3,000
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due July 29, 2014	1,000	1,000
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due August 5, 2014	3,000	3,000
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due August 6, 2014	3,000	3,000
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due August 12, 2014	35,000	35,000
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due October 5, 2014	6,400	6,400
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due October 12, 2014	1,400	1,400
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due November 9, 2014	5,000	5,000
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due November 16, 2014	2,000	2,000
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due December 7, 2014	2,000	2,000
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due December 11, 2014	2,000	2,000
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due January 9, 2015	4,000	4,000
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due March 6, 2015	5,600	5,375
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due March 30, 2015	5,375	5,375
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due April 4, 2015	1,000	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due April 15, 2015	2,000	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due April 23, 2015	5,000	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due April 28, 2015	1,000	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due May 27, 2015	4,500	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due May 29, 2015	5,000	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due June 23, 2015	2,000	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due June 30, 2015	1,000	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due July 26, 2015	2,150	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due July 31, 2015	17,200	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due July 6, 2015	2,000	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due August 8, 2015	2,150	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due September 1, 2015	1,075	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due September 4, 2015	5,375	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due July 14, 2015	1,984	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due July 24, 2015	2,000	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due July 27, 2015	11,000	-
	202,297	183,363
Less amounts currently due	(114,363)	(130,763)
Long-term portion	$87,934	$52,600

The long-term portion of notes payable will mature in 2015.

6. Related Party Transactions

Accrued compensation

The Company has accrued compensation due to the Chief Executive Officer for deferred salaries earned and unpaid as of March 31, 2014 and December 31, 2013 of $188,328 and $179,138, respectively.

The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

7. Income Taxes

There were no current or deferred income tax expense or benefit for the periods ended March 31, 2014 and 2013.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows:

	2014	2013
Tax benefit at U.S. statutory rate	$(44,900)	$(38,400)
State income tax benefit, net of federal benefit	(6,500)	(5,600)
Change in valuation allowance	51,400	44,000
	$—	$—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	2014	2013
Deferred tax assets (liabilities), current:
Accrued deferred compensation payable	45,800	43,600
Valuation allowance	(45,800)	(43,600)
	$—	$—
Deferred tax assets (liabilities), noncurrent:
Net operating loss carryforwards	77,300	66,200
Valuation allowance	(77,300)	(66,200)
	$—	$—

As of March 31, 2014, the Company had federal and state net operating loss carry-forwards totaling approximately $77,300, which begin expiring in 2031. The Company has established a valuation allowance to fully reserve all deferred tax assets at March 31, 2014 because it is more likely than not that the Company will not be able to utilize these assets. The change in the valuation allowance for the three months ended March 31, 2014 was an increase of $7,400.

As of March 31, 2014, the Company has not performed an IRC Section 382 study to determine the amount, if any, of its net operating losses that may be limited as a result of the ownership change percentages during 2014. However, the Company will complete the study prior to the utilization of any of its recorded net operating losses.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS FILING CONTAINS FORWARD-LOOKING STATEMENTS. THE WORDS “ANTICIPATED,” “BELIEVE,” “EXPECT,” “PLAN,” “INTEND,” “SEEK,” “ESTIMATE,” “PROJECT,” “WILL,” “COULD,” “MAY,” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INCLUDE, AMONG OTHERS, INFORMATION REGARDING FUTURE OPERATIONS, FUTURE CAPITAL EXPENDITURES, AND FUTURE NET CASH FLOW. SUCH STATEMENTS REFLECT THE COMPANY’S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, GENERAL ECONOMIC AND BUSINESS CONDITIONS, CHANGES IN FOREIGN, POLITICAL, SOCIAL, AND ECONOMIC CONDITIONS, REGULATORY INITIATIVES AND COMPLIANCE WITH GOVERNMENTAL REGULATIONS, THE ABILITY TO ACHIEVE FURTHER MARKET PENETRATION AND ADDITIONAL CUSTOMERS, AND VARIOUS OTHER MATTERS, MANY OF WHICH ARE BEYOND THE COMPANY’S CONTROL. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES OCCUR, OR SHOULD UNDERLYING ASSUMPTIONS PROVE TO BE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY AND ADVERSELY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, OR OTHERWISE INDICATED. CONSEQUENTLY, ALL OF THE FORWARD-LOOKING STATEMENTS MADE IN THIS FILING ARE QUALIFIED BY THESE CAUTIONARY STATEMENTS AND THERE CAN BE NO ASSURANCE OF THE ACTUAL RESULTS OR DEVELOPMENTS.

The following discussion and analysis of our financial condition and plan of operations should be read in conjunction with our financial statements and related notes appearing elsewhere herein. This discussion and analysis contains forward-looking statements including information about possible or assumed results of our financial conditions, operations, plans, objectives and performance that involve risk, uncertainties and assumptions. The actual results may differ materially from those anticipated in such forward-looking statements. For example, when we indicate that we expect to increase our product sales and potentially establish additional license relationships, these are forward-looking statements. The words expect, anticipate, estimate or similar expressions are also used to indicate forward-looking statements.

OVERVIEW OF THE COMPANY

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

As of March 31, 2014, the date of company's last financial statements, Halex has raised $2,457 through the sale of common stock and has received $17,000 in cash to purchase of 34,000 shares common stock that were not yet issued. The sale was a purchase of 24,570,000 shares by the Company’s officer and director Jeff Lamberson and by the other founding shareholders. Halex also has raised $202,297 through the issuance of promissory notes to some of the founding shareholders.

As of March 31, 2013, we had $4,161 of cash on hand and had general and administrative expenses from inception to March 31, 2014 of $369,250, which was related to corporate start-up fees and cost of public filings. As of the date of this annual report, we have not yet generated or realized any revenues from our business operations. The Company believes that we will need a minimum $20,000 to maintain the corporate entity, accounting and filings over the next 12 months and a minimum of $300,000 to carry out our operations and marketing preparation for the next 12 months. For our audited financial information please see “Financial Statement” within this document below.

For the three months ended March 31, 2014 compared to the three months ended March 31, 2013

We have not earned any revenues from our incorporation on January 20, 2011 to March 31, 2014. We do not anticipate earning revenues until we have completed Phase 3, where we have established a fixed site, and are in the process of scaling to a 3MW facility. We have not completed development of a commercially-viable HRES unit, and can provide no assurance that we will be successful in developing it in the future.

We incurred operating expenses in the amount of $369,250 for the period from our inception on January 20, 2011 to March 31, 2014. These operating expenses were comprised of start-up, administrative and legal costs.

As of March 31, 2014, the Company has issued promissory notes for funds received from its founding shareholders of $202,297 with $114,363 coming due within a year. The Company plans to use a portion of the proceeds from this offering to repay the notes but we cannot be certain if the offering will be successful. If we are not successful, the company may face a default on the notes and could put any assets of the company at risk.

We have significant licensing payments due in the near future and we will need to secure more funding if we are to pursue our business model. Our agreement with K’Air is exclusive until December 31, 2014 (extended from December 31, 2013) the Company will pay an initial license fee of $50,000 by March 31, 2014. As of March 31, 2014, we had loaned K’Air a total of $59,716 which we may convert at our discretion to a payment for the initial distributor agreement. If we choose to, the Company may execute an extension of our exclusive License agreement until December 31, 2015 for a payment of $500,000 due on June 30, 2014. We believe the Company would need to raise at least $2,000,000 from this offering to maintain our exclusive status in our license agreement.

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

At the present time, Halex has sufficient funds to address the administrative costs of this offering only. This assumption is based on the fact that, as of March 31, 2014, we had cash on hand of $4,161 with $425,535 in liabilities. If we are unable to raise additional capital we would likely have to cease operations. Our current available cash is insufficient, under limited activities, to sustain operations beyond one month. We are dependent on our majority shareholder to fund our current obligations; however there is no guarantee of continued funding.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2014.

Report of Management on Internal Controls over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2014, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of March 31, 2014, was not effective, primarily as a result of the fact that the Company has only two employees, only one of whom has a background in accounting, and lacks segregation of duties.

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

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal controls over financial reporting that occurred during the first fiscal quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this Quarterly Report, neither we nor any of our officers or directors is involved in any litigation either as plaintiffs or defendants. As of this date, there is not any threatened or pending litigation against us or any of our officers or directors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended March 31, 2014, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

Item 3. Defaults upon Senior Securities

There have been no defaults in any material payments during the covered period.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

The Company does not have any other material information to report with respect to the three month period ended March 31, 2014.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits included herewith are:

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
_________
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

HALEX ENERGY CORP., a Nevada Corporation

Dated: May 20, 2014	By:	/s/ Jeffrey Lamberson
Jeffrey Lamberson
President, Director, Principal Executive Officer, Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: May 20, 2014	By:	/s/ Jeffrey Lamberson
Jeffrey Lamberson
President, Director, Principal Executive Officer, Principal Accounting Officer