Form 10-Q
period 2014-06-30
Halex Energy Corp.
filed 2014-08-19
CIK 1565487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

(916) 293-6337
Registrant’s telephone number

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

The number of shares outstanding of the registrant’s common stock as of August 14, 2014 is 24,570,000.

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

ITEM 1. Financial Statements

Halex Energy Corp.
June 30, 2014 and 2013

HALEX ENERGY CORP.
BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,826	$1,205
Interest receivable	12,912	9,357
Notes receivable	59,716	59,716
Total Current Assets	77,454	70,278
TOTAL ASSETS	$77,454	$70,278

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$27,457	$15,356
Accrued compensation	193,280	179,138
Accrued interest	7,209	6,784
Current portion of notes payable	119,088	130,763
Total Current Liabilities	347,034	332,041

Notes payable, net of current portion	93,754	52,600
	440,788	384,641
COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' DEFICIT
Common stock, $0.0001 par value; 75,000,000 shares authorized; 24,570,000 and 24,570,000
shares issued and outstandstanding, respectively	2,457	2,457
Common stock payable	46,000	-
Accumulated deficit	(411,791)	(316,820)
Total Stockholders' Deficit	(363,334)	(314,363)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$77,454	$70,278

* The accompanying notes are an integral part of these Financial Statements.

HALEX ENERGY CORP.
STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
REVENUE:
Sales	$-	$-	$-	$-
	-	-	-	-

OPERATING EXPENSES
Selling, general and administrative expenses	41,266	25,817	94,085	52,347
TOTAL OPERATING EXPENSES	41,266	25,817	94,085	52,347

LOSS FROM OPERATIONS	(41,266)	(25,817)	(94,085)	(52,347)

OTHER EXPENSE (INCOME)
Interest expense	2,320	1,649	4,439	3,017
Interest income	(1,786)	(1,769)	(3,553)	(2,850)
TOTAL OTHER EXPENSE (INCOME)	534	(120)	886	167

NET INCOME (LOSS)	$(41,800)	$(25,697)	$(94,971)	$(52,514)

NET INCOME (LOSS) PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	24,570,000	24,570,000	24,570,000	24,570,000

* The accompanying notes are an integral part of these Financial Statements.

HALEX ENERGY CORP.
FOR THE YEAR ENDED DECEMBER 31, 2013 AND THE SIX MONTHS ENDED JUNE 30, 2014
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

			Stock	Capital in	Common		Total
	Common Stock		Subscription	Excess of	Stock	Accumulated	Stockholders'
	Shares	Amount	Receivable	Par Value	Payable	Deficit	Deficit

Balance, December 31, 2012	24,570,000	$2,457	$-	$-	$-	$(198,646)	$(196,189)

Net loss	-	-	-	-	-	(118,174)	(118,174)

Balance, December 31, 2013	24,570,000	$2,457	$-	$-	$-	$(316,820)	$(314,363)

Cash received for issuance of common stock (unaudited)	-	-	-	-	46,000	-	46,000

Net loss (unaudited)	-	-	-	-	-	(94,971)	(94,971)

Balance, June 30, 2014 (unaudited)	24,570,000	$2,457	$-	$-	$46,000	$(411,791)	$(363,334)

* The accompanying notes are an integral part of these Financial Statements.

HALEX ENERGY CORP.
STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(94,971)	$(52,514)
Adjustments to reconcile net loss to net cash and cash equivalents
(Increase) in:
Increase in interest receivable	(3,555)	(2,850)
Increase in:
Accounts payable and accrued expenses	12,101	3,017
Accrued compensation and related benefits	14,142	24,454
Net cash used by operating activities	(72,283)	(27,893)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in notes receivable	-	(36,392)
Net cash used by investing activities	-	(36,392)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in accrued interest on related party notes payable	4,439	-
Proceeds from issuance of notes payable	25,465	63,800
Proceeds from sale of common stock	-	-
Increase in common stock payable	46,000	-
Net cash provided by financing activities	75,904	63,800

Net increase (decrease) in cash and cash equivalents	3,621	(485)

Cash and cash equivalents, beginning of period	1,205	750

Cash and cash equivalents, end of period	$4,826	$265

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-

* The accompanying notes are an integral part of these Financial Statements.

Halex Energy Corp.
Notes to Financial Statements
For the Three and Six Months Ended June 30, 2014 and 2013

1. Background Information

Halex Energy Corp. (the “Company”), a Nevada corporation, was incorporated on January 20, 2011. Our fiscal year end is December 31 with our principal office located at 3941 Park Dr. #20-196, El Dorado Hills, California 95762.

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

2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three and six months ended June 30, 2014 and the year ended December 31, 2013, the Company incurred net losses of $41,800, $94,971 and $118,174, respectively. As of June 30, 2014, the Company has an accumulated deficit of $411,791 and negative working capital of approximately $269,600. The Company used $72,283 of cash from operations during the six months ended June 30, 2014, which was funded by proceeds from debt financings and proceeds from the sale of common stock. There is no assurance that such financing will be available in the future, or if available, at terms acceptable to management. In view of these matters, there is substantial doubt that the Company will continue as a going concern. The Company has an effective registration statement on Form S-1 with the SEC to register 6 million shares of the Company’s common stock at a price of $0.50 per share.

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

Use of estimates
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

Cash and cash equivalents
For the purpose of the financial statements cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents were $4,826 and $1,205 at June 30, 2014 and December 31, 2013, respectively.

Cash Flows Reporting
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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2014.

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Commitments and Contingencies
The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of June 30, 2014 and December 31, 2013.

Income taxes
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

Related Parties
The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. See Note 6 for related party transactions for the periods ending June 30, 2014 and December 31, 2013.

Recent Accounting Pronouncements
Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.

In June 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-10, “Development Stage Entities (Topic 915) Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. This ASU does the following among other things: a) eliminates the requirement to present inception-to-date information on the statements of income, cash flows, and shareholders’ equity, b) eliminates the need to label the financial statements as those of a development stage entity, c) eliminates the need to disclose a description of the development stage activities in which the entity is engaged, and d) amends FASB ASC 275, Risks and Uncertainties, to clarify that information on risks and uncertainties for entities that have not commenced planned principal operations is required. The amendments in ASU No. 2014-10 related to the elimination of Topic 915 disclosures and the additional disclosure for Topic 275 are effective for public companies for annual and interim reporting periods beginning after December 15, 2014. Early adoption is permitted. The Company has evaluated this ASU and determined that it will early adopt beginning with the quarterly period ended June 30, 2014.

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

4. Notes Receivable

During the six months ended June 30, 2014 and the year ended December 31, 2013, the Company loaned an unrelated party money to assist with their development projects. The note is due December 31, 2014, unsecured and bears interest of 12% annually. Interest is payable annually on the anniversary of the note date. The balance of notes receivable at June 30, 2014 and December 31, 2013 was $59,716 and $59,716, respectively. Related accrued interest receivable totaled $12,912 and $9,357 at June 30, 2014 and December 31, 2013, respectively.

5. Notes Payable

Notes payable consist of the following:

	2014	2013
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due February 1, 2014	$-	$5,375
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due May 16, 2014	-	2,150
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due May 19, 2014	-	2,150
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due 2,150June 1, 2014	-	1,075
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due June 7, 2014	-	1,075
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due June 20, 2014	-	1,075
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due July 25, 2014	6,450	6,450
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due October 6, 2014	1,075	1,075
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due October 28, 2014	1,613	1,613
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due November 16, 2014	3,225	3,225
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due November 21, 2014	1,075	1,075
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due February 1, 2015	1,075	1,075
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due March 30, 2015	4,300	4,300
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due June 11, 2015	10,750	10,750
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due January 26, 2014	-	2,000
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due January 31, 2014	-	16,000
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due February 8, 2014	-	2,000
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due March 1, 2014	-	1,000
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due March 4, 2014	-	5,000
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due April 16, 2014	-	3,000
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due April 23, 2014	-	12,500
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due April 11, 2014	-	2,500
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due June 4, 2014	-	2,000
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due July 9, 2014	3,000	3,000
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due July 29, 2014	1,000	1,000

Note payable; interest at 5% per annum; collateralized by the Company’s assets; due August 5, 2014	3,000	3,000
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due August 6, 2014	3,000	3,000
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due August 12, 2014	35,000	35,000
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due October 5, 2014	6,400	6,400
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due October 12, 2014	1,400	1,400
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due November 9, 2014	5,000	5,000
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due November 16, 2014	2,000	2,000
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due December 7, 2014	2,000	2,000
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due December 11, 2014	2,000	2,000
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due January 9, 2015	4,000	4,000
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due March 6, 2015	5,600	5,375
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due March 30, 2015	5,375	5,375
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due April 4, 2015	1,000	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due April 15, 2015	2,000	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due April 23, 2015	5,000	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due April 28, 2015	1,000	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due May 27, 2015	4,500	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due May 29, 2015	5,000	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due June 23, 2015	2,000	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due June 30, 2015	1,000	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due July 26, 2015	2,150	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due July 31, 2015	17,200	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due July 6, 2015	2,000	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due August 8, 2015	2,150	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due September 1, 2015	1,075	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due September 4, 2015	5,375	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due July 14, 2015	1,984	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due July 24, 2015	2,000	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due July 27, 2015	11,000	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due October 11, 2015	2,688	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due October 16 2015	3,225	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due October 23, 2015	13,438	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due November 16, 2015	2,311	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due November 19, 2015	2,311	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due December 1, 2015	1,156	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due December 7, 2015	1,156	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due December 4, 2015	2,150	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due December 20, 2015	1,156	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due December 15, 2015	2,500	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due December 26, 2015	2,980	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due December 27, 2015	3,000	-
	212,842	183,363
Less amounts currently due	(119,088)	(130,763)
Long-term portion	$93,754	$52,600

The long-term portion of notes payable will mature in 2015.

6. Related Party Transactions

Accrued compensation

The Company has accrued compensation due to the Chief Executive Officer for deferred salaries earned and unpaid as of June 30, 2014 and December 31, 2013 of $193,280 and $179,138, respectively.

The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

7. Income Taxes

There were no current or deferred income tax expense or benefit for the periods ended June 30, 2014 and 2013.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows:

	2014	2013
Tax benefit at U.S. statutory rate	$(51,300)	$(38,400)
State income tax benefit, net of federal benefit	(7,300)	(5,600)
Change in valuation allowance	58,600	44,000
	$—	$—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	2014	2013
Deferred tax assets (liabilities), current:
Accrued deferred compensation payable	47,000	43,600
Valuation allowance	(47,000)	(43,600)
	$—	$—
Deferred tax assets (liabilities), noncurrent:
Net operating loss carryforwards	91,900	66,200
Valuation allowance	(91,900)	(66,200)
	$—	$—

As of June 30, 2014, the Company had federal and state net operating loss carry-forwards totaling approximately $91,900, which begin expiring in 2031. The Company has established a valuation allowance to fully reserve all deferred tax assets at June 30, 2014 because it is more likely than not that the Company will not be able to utilize these assets. The change in the valuation allowance for the six months ended June 30, 2014 was an increase of $14,600.

As of June 30, 2014, the Company has not performed an IRC Section 382 study to determine the amount, if any, of its net operating losses that may be limited as a result of the ownership change percentages during 2014. However, the Company will complete the study prior to the utilization of any of its recorded net operating losses.

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

9. Subsequent Events

During the six months ending June 30, 2014, the Company has received $46,000 for stock subscriptions at $0.50 per share. The Company is to issue 92,000 shares to the subscribers. The Company has listed the proceeds as Stock Payable.

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

OVERVIEW OF THE COMPANY

Halex Energy Corp. ("Halex") was incorporated on January 20, 2011 under the laws of the State of Nevada. Our fiscal year end is December 31. Our principal office is located at 9190 Double Diamond Parkway, Reno, NV 89521. Our telephone number is 916.293.6337 and our e-mail is info@halexenergy.com.

Since becoming incorporated, Halex has not made any significant purchases or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations. Halex has never declared bankruptcy, never been in receivership, and never been involved in any legal actions or proceedings.

Halex owns exclusive licenses from K’Air Energy (“K’Air”) for distribution, installation and operation of a renewable energy system in the state of California. K’Air is currently developing a prototype of this renewable energy system known as a Hybrid Renewable Energy System ("HRES"). We do not own any interest in any property. We have no rights, title, interest or other intellectual property rights in the HRES system. Currently, we have no further business planned if K’Air is unable to develop the proposed HRES and commercialize its use.

As of June 30, 2014, the date of company's last financial statements, Halex has raised $2,457 through the sale of common stock and has received $46,000 in cash to purchase of 92,000 shares common stock that were not yet issued. The sale was a purchase of 24,570,000 shares by the Company’s officer and director Jeff Lamberson and by the other founding shareholders. Halex also has raised $210,777 through the issuance of promissory notes to some of the founding shareholders.

As of June 30, 2013, we had $4,826 of cash on hand and had general and administrative expenses for the six months ended June 30, 2014 of $94,085, which was related to accrued payroll and professional fees. As of the date of this quarterly report, we have not yet generated or realized any revenues from our business operations. The Company believes that we will need a minimum $20,000 to maintain the corporate entity, accounting and filings over the next 12 months and a minimum of $300,000 to carry out our operations and marketing preparation for the next 12 months.

For the three months ended June 30, 2014 compared to the three months ended June 30, 2013

We have not earned any revenues from our incorporation on January 20, 2011 to June 30, 2014. We do not anticipate earning revenues until we have completed Phase 3, where we have established a fixed site, and are in the process of scaling to a 3MW facility. We have not completed development of a commercially-viable HRES unit, and can provide no assurance that we will be successful in developing it in the future.

We incurred operating expenses in the amount of $41,266 for the three months ended June 30, 2014compared to $25,817 for the three months ended June 30, 2013. The increase in operating expenses is primarily due to the increase in professional fees related to the Form S1 Registration Statement.

For the six months ended June 30, 2014 compared to the three months ended June 30, 2013

We have not earned any revenues from our incorporation on January 20, 2011 to June 30, 2014. We do not anticipate earning revenues until we have completed Phase 3, where we have established a fixed site, and are in the process of scaling to a 3MW facility. We have not completed development of a commercially-viable HRES unit, and can provide no assurance that we will be successful in developing it in the future.

We incurred operating expenses in the amount of $94,085 for the three months ended June 30, 2014 compared to $52,347 for the six months ended June 30, 2013. The increase in operating expenses was primarily due to the increase in professional fees related to the Form S1 Registration Statement.

As of June 30, 2014, the Company has issued promissory notes for funds received from its founding shareholders of $212,842 with $119,088 coming due within a year. The Company plans to use a portion of the proceeds from this offering to repay the notes but we cannot be certain if the offering will be successful. If we are not successful, the company may face a default on the notes and could put any assets of the company at risk.

We have significant licensing payments due in the near future and we will need to secure more funding if we are to pursue our business model. Our agreement with K’Air is exclusive until December 31, 2014 (extended from December 31, 2013) the Company will pay an initial license fee of $50,000 by March 31, 2014. As of June 30, 2014, we had loaned K’Air a total of $59,716 which we may convert at our discretion to a payment for the initial distributor agreement. If we choose to, the Company may execute an extension of our exclusive License agreement until December 31, 2015 for a payment of $500,000 due on June 30, 2014. We believe the Company would need to raise at least $2,000,000 from this offering to maintain our exclusive status in our license agreement.

We are dependent upon obtaining financing to begin the development of our proposed business. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern in the very near future.

Liquidity and Capital Resources

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. Halex was incorporated in the State of Nevada on January 20, 2011 and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, and implementation of our business strategies. (See "Risk Factors" beginning on page 8).

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

At the present time, Halex has sufficient funds to address the administrative costs of this offering only. This assumption is based on the fact that, as of June 30, 2014, we had cash on hand of $4,826 with $440,788 in liabilities. If we are unable to raise additional capital we would likely have to cease operations. Our current available cash is insufficient, under limited activities, to sustain operations beyond one month. We are dependent on our majority shareholder to fund our current obligations; however there is no guarantee of continued funding.

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

Concentrations, Risks, and Uncertainties

The Company did not have a concentration of business with suppliers or customers constituting greater than 10% of the Company’s gross sales during the reporting period

Stock Based Compensation

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

Recently Issued Accounting Standards:

In June 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-10, “Development Stage Entities (Topic 915) Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. This ASU does the following among other things: a) eliminates the requirement to present inception-to-date information on the statements of income, cash flows, and shareholders’ equity, b) eliminates the need to label the financial statements as those of a development stage entity, c) eliminates the need to disclose a description of the development stage activities in which the entity is engaged, and d) amends FASB ASC 275, Risks and Uncertainties, to clarify that information on risks and uncertainties for entities that have not commenced planned principal operations is required. The amendments in ASU No. 2014-10 related to the elimination of Topic 915 disclosures and the additional disclosure for Topic 275 are effective for public companies for annual and interim reporting periods beginning after December 15, 2014. Early adoption is permitted. The Company has evaluated this ASU and determined that it will early adopt beginning with the quarterly period ended June 30, 2014.

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

Item 4T. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2014.

Report of Management on Internal Controls over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2014, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of June 30, 2014, was not effective, primarily as a result of the fact that the Company has only two employees, only one of whom has a background in accounting, and lacks segregation of duties.

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

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal controls over financial reporting that occurred during the second fiscal quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this Quarterly Report, neither we nor any of our officers or directors is involved in any litigation either as plaintiffs or defendants. As of this date, there is not any threatened or pending litigation against us or any of our officers or directors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended June 30, 2014, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

Item 3. Defaults upon Senior Securities

There have been no defaults in any material payments during the covered period.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

The Company does not have any other material information to report with respect to the three month period ended June 30, 2014.

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

HALEX ENERGY CORP., a Nevada Corporation

Dated: August 19, 2014	By:	/s/ Jeffrey Lamberson
Jeffrey Lamberson
President, Director, Principal Executive Officer,
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: August 19, 2014	By:	/s/ Jeffrey Lamberson
Jeffrey Lamberson
President, Director, Principal Executive Officer,
Principal Accounting Officer