Form 10-Q
period 2014-09-30
Halex Energy Corp.
filed 2014-11-19
CIK 1565487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares outstanding of the registrant’s common stock as of November 18, 2014 is 24,570,000.

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

3

ITEM 1. Financial Statements

Halex Energy Corp.

September 30, 2014 and 2013

HALEX ENERGY CORP.
BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,698	$1,205
Interest receivable	14,717	9,357
Notes receivable	59,716	59,716
Total Current Assets	76,131	70,278
TOTAL ASSETS	$76,131	$70,278

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$26,957	$15,356
Accrued compensation	205,272	179,138
Accrued interest	9,965	6,784
Current portion of notes payable	119,088	130,763
Total Current Liabilities	361,282	332,041

Notes payable, net of current portion	91,434	52,600
	452,716	384,641
COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' DEFICIT
Common stock, $0.0001 par value; 75,000,000 shares authorized; 24,570,000 and 24,570,000
shares issued and outstanding, respectively	2,457	2,457
Common stock payable	61,000	-
Accumulated deficit	(440,042)	(316,820)
Total Stockholders' Deficit	(376,585)	(314,363)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$76,131	$70,278

The accompanying notes are an integral part of these Financial Statements.

HALEX ENERGY CORP.
STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUE:
Sales	$-	$-	$-	$-
	-	-	-	-

OPERATING EXPENSES
Selling, general and administrative expenses	27,301	34,831	121,387	87,178
TOTAL OPERATING EXPENSES	27,301	34,831	121,387	87,178

LOSS FROM OPERATIONS	(27,301)	(34,831)	(121,387)	(87,178)

OTHER EXPENSE (INCOME)
Interest expense	2,756	1,732	7,195	4,749
Interest income	(1,806)	(1,806)	(5,360)	(4,656)
TOTAL OTHER EXPENSE (INCOME)	950	(74)	1,835	93

NET INCOME (LOSS)	$(28,251)	$(34,757)	$(123,222)	$(87,271)

NET INCOME (LOSS) PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	24,570,000	24,570,000	24,570,000	24,570,000

The accompanying notes are an integral part of these Financial Statements.

HALEX ENERGY CORP.
FOR THE YEAR ENDED DECEMBER 31, 2013 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2014
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

			Stock	Capital in	Common		Total
	Common Stock		Subscription	Excess of	Stock	Accumulated	Stockholders'
	Shares	Amount	Receivable	Par Value	Payable	Deficit	Deficit

Balance, December 31, 2012	24,570,000	$2,457	$-	$-	$-	$(198,646)	$(196,189)

Net loss	-	-	-	-	-	(118,174)	(118,174)

Balance, December 31, 2013	24,570,000	$2,457	$-	$-	$-	$(316,820)	$(314,363)

Cash received for issuance of common stock (unaudited)	-	-	-	-	61,000	-	61,000

Net loss (unaudited)	-	-	-	-	-	(123,222)	(123,222)

Balance, September 30, 2014 (unaudited)	24,570,000	$2,457	$-	$-	$61,000	$(440,042)	$(376,585)

The accompanying notes are an integral part of these Financial Statements.

HALEX ENERGY CORP.
STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(123,222)	$(87,271)
Adjustments to reconcile net loss to net cash and cash equivalents (Increase) in:
Increase in interest receivable	(5,360)	(4,655)
Increase in:
Accounts payable and accrued expenses	11,601	11,591
Accrued compensation and related benefits	26,134	42,206
Net cash used by operating activities	(90,847)	(38,129)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in notes receivable	-	(36,392)
Net cash used by investing activities	-	(36,392)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in accrued interest on related party notes payable	7,195	-
Proceeds from issuance of notes payable	23,145	73,775
Proceeds from sale of common stock	-	-
Increase in common stock payable	61,000	-
Net cash provided by financing activities	91,340	73,775

Net increase (decrease) in cash and cash equivalents	493	(485)

Cash and cash equivalents, beginning of period	1,205	750

Cash and cash equivalents, end of period	$1,698	$265

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-

* The accompanying notes are an integral part of these Financial Statements.

Halex Energy Corp.

Notes to Financial Statements

(Unaudited)

For the Three and Nine Months Ended September 30, 2014 and 2013

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

2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three and nine months ended September 30, 2014 and the year ended December 31, 2013, the Company incurred net losses of $28,251, $123,222 and $118,174, respectively. As of September 30, 2014, the Company has an accumulated deficit of $440,042 and negative working capital of approximately $285,200. The Company used $90,847 of cash from operations during the nine months ended September 30, 2014, which was funded by proceeds from debt financings and proceeds from the sale of common stock. There is no assurance that such financing will be available in the future, or if available, at terms acceptable to management. In view of these matters, there is substantial doubt that the Company will continue as a going concern. The Company has an effective registration statement on Form S-1 with the SEC to register 6 million shares of the Company’s common stock at a price of $0.50 per share.

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

Cash and cash equivalents

For the purpose of the financial statements cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents were $1,698 and $1,205 at September 30, 2014 and December 31, 2013, respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2014.

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of September 30, 2014 and December 31, 2013.

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

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. See Note 6 for related party transactions for the periods ending September 30, 2014 and December 31, 2013.

Recent Accounting Pronouncements

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for annual periods beginning after 15 December 2015 and interim periods within those annual periods. adoption is permitted. Management has reviewed the ASU and believes that they currently Early account for these awards in a manner consistent with the new guidance, therefore there is no anticipation of any effect to the consolidated financial statements.

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met conditions which would subject these financial statements to additional disclosure.

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

4. Notes Receivable

During the nine months ended September 30, 2014 and the year ended December 31, 2013, the Company loaned an unrelated party money to assist with their development projects. The note is due December 31, 2014, unsecured and bears interest of 12% annually. Interest is payable annually on the anniversary of the note date. The balance of notes receivable at September 30, 2014 and December 31, 2013 was $59,716 and $59,716, respectively. Related accrued interest receivable totaled $14,717 and $9,357 at September 30, 2014 and December 31, 2013, respectively.

5. Notes Payable

Notes payable consist of the following:

	2014	2013
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due February 1, 2014	$-	$5,375
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due May 16, 2014	-	2,150
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due May 19, 2014	-	2,150
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due June 1, 2014	-	1,075
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due June 7, 2014	-	1,075
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due June 20, 2014	-	1,075
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due July 25, 2014	6,450	6,450
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due October 6, 2014	1,075	1,075
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due October 28, 2014	1,613	1,613
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due November 16, 2014	3,225	3,225
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due November 21, 2014	1,075	1,075
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due February 1, 2015	1,075	1,075
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due March 30, 2015	4,300	4,300
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due June 11, 2015	10,750	10,750
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due January 26, 2014	-	2,000
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due January 31, 2014	-	16,000
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due February 8, 2014	-	2,000
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due March 1, 2014	-	1,000
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due March 4, 2014	-	5,000
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due April 16, 2014	-	3,000
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due April 23, 2014	-	12,500
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due April 11, 2014	-	2,500
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due June 4, 2014	-	2,000
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due July 9, 2014	3,000	3,000
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due July 29, 2014	1,000	1,000
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due August 5, 2014	3,000	3,000
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due August 6, 2014	3,000	3,000
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due August 12, 2014	35,000	35,000
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due October 5, 2014	6,400	6,400
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due October 12, 2014	1,400	1,400
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due November 9, 2014	5,000	5,000
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due November 16, 2014	2,000	2,000
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due December 7, 2014	2,000	2,000
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due December 11, 2014	2,000	2,000
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due January 9, 2015	4,000	4,000
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due March 6, 2015	5,600	5,375
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due March 30, 2015	5,375	5,375
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due April 4, 2015	1,000	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due April 15, 2015	2,000	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due April 23, 2015	5,000	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due April 28, 2015	1,000	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due May 27, 2015	4,500	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due May 29, 2015	5,000	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due June 23, 2015	2,000	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due June 30, 2015	1,000	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due July 26, 2015	2,150	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due July 31, 2015	17,200	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due July 6, 2015	2,000	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due August 8, 2015	2,150	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due September 1, 2015	1,075	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due September 4, 2015	5,375	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due July 14, 2015	1,984	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due July 24, 2015	2,000	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due July 27, 2015	11,000	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due October 11, 2015	2,688	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due October 16 2015	3,225	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due October 23, 2015	13,438	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due November 16, 2015	2,311	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due November 19, 2015	2,311	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due December 1, 2015	1,156	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due December 7, 2015	1,156	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due December 4, 2015	2,150	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due December 20, 2015	1,155	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due December 15, 2015	2,500	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due December 26, 2015	30	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due December 27, 2015	3,000	-
Note payable; interest at 5% per annum; collateralized by the Company’s assets; due December 26, 2015	630	-
	210,522	183,363
Less amounts currently due	(119,088)	(130,763)
Long-term portion	$91,434	$52,600

The long-term portion of notes payable will mature in 2015.

6. Related Party Transactions

Accrued compensation

The Company has accrued compensation due to the Chief Executive Officer for deferred salaries earned and unpaid as of September 30, 2014 and December 31, 2013 of $205,272 and $179,138, respectively.

The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

7. Income Taxes

There were no current or deferred income tax expense or benefit for the periods ended September 30, 2014 and 2013.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows:

	2014	2013
Tax benefit at U.S. statutory rate	$(149,600)	$(38,400)
State income tax benefit, net of federal benefit	(22,000)	(5,600)
Change in valuation allowance	171,600	44,000
	$—	$—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	2014	2013
Deferred tax assets (liabilities), current:
Accrued deferred compensation payable	69,800	43,600
Valuation allowance	(69,800)	(43,600)
	$—	$—
Deferred tax assets (liabilities), noncurrent:
Net operating loss carryforwards	171,600	66,200
Valuation allowance	(171,600)	(66,200)
	$—	$—

As of September 30, 2014, the Company had federal and state net operating loss carry-forwards totaling approximately $171,600, which begin expiring in 2031. The Company has established a valuation allowance to fully reserve all deferred tax assets at September 30, 2014 because it is more likely than not that the Company will not be able to utilize these assets. The change in the valuation allowance for the nine months ended September 30, 2014 was an increase of $127,600.

As of September 30, 2014, the Company has not performed an IRC Section 382 study to determine the amount, if any, of its net operating losses that may be limited as a result of the ownership change percentages during 2014. However, the Company will complete the study prior to the utilization of any of its recorded net operating losses.

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

Royalty payments are due at a rate equal to the greater of: (a) one cent per kilowatt hour of electricity; or (b) 10% of the gross revenue received for the provision of electricity produced directly or indirectly from K’Air Pressure Power Systems. The due dates of the licensing agreements have been mutually agreed to be adjusted to future dates and no amounts are currently payable.

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

As of September 30, 2014, the date of company's last financial statements, Halex has raised $2,457 through the sale of common stock and has received $61,000 in cash to purchase of 122,000 shares common stock that were not yet issued. The sale was a purchase of 24,570,000 shares by the Company’s officer and director Jeff Lamberson and by the other founding shareholders. Halex also has raised $210,777 through the issuance of promissory notes to some of the founding shareholders.

As of September 30, 2014, we had $1,698 of cash on hand and had general and administrative expenses for the nine months ended September 30, 2014 of $123,222, which was related to accrued payroll and professional fees. As of the date of this quarterly report, we have not yet generated or realized any revenues from our business operations. The Company believes that we will need a minimum $20,000 to maintain the corporate entity, accounting and filings over the next 12 months and a minimum of $300,000 to carry out our operations and marketing preparation for the next 12 months.

For the three months ended September 30, 2014 compared to the three months ended September 30, 2013

We have not earned any revenues from our incorporation on January 20, 2011 to September 30, 2014. We do not anticipate earning revenues until we have completed Phase 3, where we have established a fixed site, and are in the process of scaling to a 3MW facility. We have not completed development of a commercially-viable HRES unit, and can provide no assurance that we will be successful in developing it in the future.

We incurred operating expenses in the amount of $27,301 for the three months ended September 30, 2014compared to $34,831 for the three months ended September 30, 2013. The increase in operating expenses is primarily due to the increase in professional fees related to the Form S1 Registration Statement.

For the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

We have not earned any revenues from our incorporation on January 20, 2011 to September 30, 2014. We do not anticipate earning revenues until we have completed Phase 3, where we have established a fixed site, and are in the process of scaling to a 3MW facility. We have not completed development of a commercially-viable HRES unit, and can provide no assurance that we will be successful in developing it in the future.

We incurred operating expenses in the amount of $121,387 for the nine months ended September 30, 2014 compared to $87,178 for the nine months ended September 30, 2013. The increase in operating expenses was primarily due to the increase in professional fees related to the Form S1 Registration Statement.

As of September 30, 2014, the Company has issued promissory notes for funds received from its founding shareholders of $210,522 with $119,088 coming due within a year. The Company plans to use a portion of the proceeds from this offering to repay the notes but we cannot be certain if the offering will be successful. If we are not successful, the company may face a default on the notes and could put any assets of the company at risk.

We have significant licensing payments due in the near future and we will need to secure more funding if we are to pursue our business model. Our agreement with K’Air is exclusive until December 31, 2014 (extended from December 31, 2013) the Company will pay an initial license fee of $50,000 by March 31, 2014. As of September 30, 2014, we had loaned K’Air a total of $59,716 which we may convert at our discretion to a payment for the initial distributor agreement. If we choose to, the Company may execute an extension of our exclusive License agreement until December 31, 2015 for a payment of $500,000 due on September 30, 2014. We believe the Company would need to raise at least $2,000,000 from this offering to maintain our exclusive status in our license agreement.

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

At the present time, Halex has sufficient funds to address the administrative costs of this offering only. This assumption is based on the fact that, as of September 30, 2014, we had cash on hand of $1,698 with $452,716 in liabilities. If we are unable to raise additional capital we would likely have to cease operations. Our current available cash is insufficient, under limited activities, to sustain operations beyond one month. We are dependent on our majority shareholder to fund our current obligations; however there is no guarantee of continued funding.

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

Recently Issued Accounting Standards:

In June 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-10, “Development Stage Entities (Topic 915) Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. This ASU does the following among other things: a) eliminates the requirement to present inception-to-date information on the statements of income, cash flows, and shareholders’ equity, b) eliminates the need to label the financial statements as those of a development stage entity, c) eliminates the need to disclose a description of the development stage activities in which the entity is engaged, and d) amends FASB ASC 275, Risks and Uncertainties, to clarify that information on risks and uncertainties for entities that have not commenced planned principal operations is required. The amendments in ASU No. 2014-10 related to the elimination of Topic 915 disclosures and the additional disclosure for Topic 275 are effective for public companies for annual and interim reporting periods beginning after December 15, 2014. Early adoption is permitted. The Company has evaluated this ASU and determined that it will early adopt beginning with the quarterly period ended September 30, 2014.

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

Item 4T. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2014.

Report of Management on Internal Controls over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2014, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of September 30, 2014, was not effective, primarily as a result of the fact that the Company has only two employees, only one of whom has a background in accounting, and lacks segregation of duties.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended September 30, 2014, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

Item 3. Defaults upon Senior Securities

There have been no defaults in any material payments during the covered period.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

The Company does not have any other material information to report with respect to the three month period ended September 30, 2014.

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

___________________

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

HALEX ENERGY CORP., a Nevada Corporation

Dated: November 19, 2014	By:	/s/ Jeffrey Lamberson
Jeffrey Lamberson
President, Director, Principal Executive Officer,
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: November 19, 2014	By:	/s/ Jeffrey Lamberson
Jeffrey Lamberson
President, Director, Principal Executive Officer,
Principal Accounting Officer

